Form 10-Q
period 1996-03-31
A PLUS NETWORK INC
filed 1996-05-15
CIK 908526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

                        COMMISSION FILE NUMBER:  0-22238


                                A+ NETWORK, INC.
             (Exact name of registrant as specified in its charter)



             TENNESSEE                                    62-1225322
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification No.)
             or organization)

             40 SOUTH PALAFOX STREET
                PENSACOLA, FLORIDA                           32501
      (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (615) 438-1653

                                A+ NETWORK, INC.


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                             -----    -----

     As of March 31, 1996, 10,263,255 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART I.  FINANCIAL INFORMATION

ITEM I.  Financial Statements

                      A+ NETWORK, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                                       Three months ended
                                                                            March 31,
                                                                    -------------------------
                                                                       1996           1995
                                                                    ----------      ---------
REVENUES:
  Mobile communication services                                     $17,765,980    $ 9,226,793
  Equipment sales                                                     1,780,977        821,744
  Telemessaging services                                              2,886,729      2,756,994
                                                                    -----------    -----------
            Total revenues                                           22,433,686     12,805,531
  Cost of equipment sales                                            (2,218,712)    (2,085,638)
                                                                    -----------    -----------

                                                                     20,214,974     10,719,893

COSTS AND EXPENSES:
  Operating expenses - exclusive of depreciation
     and amortization                                                 4,594,737      2,459,462
  Depreciation and amortization                                       6,552,288      3,111,384
  Selling                                                             3,600,777      2,732,726
  General and administrative                                          7,680,323      4,693,111
  Restructuring charges                                                 395,815              -
                                                                    -----------    -----------
                                                                     22,823,940     12,996,683


OPERATING LOSS                                                       (2,608,966)    (2,276,790)

INTEREST EXPENSE                                                     (3,671,305)      (373,164)

INTEREST INCOME                                                         565,346              -
                                                                    -----------    -----------

NET LOSS                                                            $(5,714,925)   $(2,649,954)
                                                                    ===========    ===========

LOSS PER SHARE                                                      $     (0.56)   $     (0.44)
                                                                    ===========    ===========
AVERAGE NUMBER OF SHARES
  OUTSTANDING (in thousands)                                             10,263          5,972
                                                                    ===========    ===========


See notes to consolidated financial statements.

                      A+ NETWORK, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS





                                                                                         March 31,      December 31,
                                                                                           1996            1995
                                                                                       -----------      ------------
                                                        ASSETS                          (Unaudited)
     CURRENT ASSETS:
       Cash and cash equivalents                                                      $  1,437,138       $ 12,500,438
       Short term investments                                                         $ 47,492,512         43,151,125
       Accounts receivable - trade (net of allowance for doubtful accounts)             10,228,282         10,721,052
       Inventory                                                                         7,527,039          4,164,077
       Prepaid expenses                                                                  1,037,523            732,275
       Other current assets                                                                173,524            663,536
                                                                                      ------------       ------------
               Total current assets                                                     67,896,018         71,932,503

     EQUIPMENT AND FIXTURES - Net                                                       51,331,501         48,325,727

     EXCESS OF COST OVER FAIR VALUE OF
       NET ASSETS ACQUIRED - Net                                                        48,771,479         49,608,772

     INTANGIBLE AND OTHER ASSETS - Net                                                  40,239,671         41,145,669
                                                                                      ------------       ------------
     TOTAL                                                                            $208,238,669       $211,012,671
                                                                                      ============       ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Accounts payable                                                               $  2,052,817       $  4,927,517
       Accrued payroll related costs                                                     3,177,516          1,911,730
       Accrued liabilities                                                               8,115,742          4,011,615
       Deferred revenue and customer deposits                                            6,211,525          5,778,147
                                                                                      ------------       ------------
               Total current liabilities                                                19,557,600         16,629,009

     LONG-TERM DEBT                                                                    124,113,705        124,101,373

     DEFERRED TAXES                                                                        818,243            818,243

     STOCKHOLDERS' EQUITY:
       Preferred stock - $.01 par value; 1,500,000 shares authorized;
           issued and outstanding, none                                                          -                  -
       Common stock - $.01 par value; 30,000,000 shares authorized;
          10,263,255 shares issued and outstanding
          at March 31, 1996 and December 31, 1995, respectively                            102,633            102,633
       Additional paid-in capital                                                       90,584,065         90,584,065
       Accumulated deficit                                                             (26,937,577)       (21,222,652)
                                                                                      ------------       ------------
               Total stockholders' equity                                               63,749,121         69,464,046
                                                                                      ------------       ------------
     TOTAL                                                                            $208,238,669       $211,012,671
                                                                                      ============       ============

See notes to consolidated financial statements.

                      A+ NETWORK, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                    Three months ended
                                                                                        March 31,
                                                                              -----------------------------
                                                                               1996                  1995
                                                                              -----------   ---------------
OPERATING ACTIVITIES:
  Net loss                                                                    $(5,714,925)      $(2,649,954)
  Adjustments to reconcile net loss to cash
      provided by operating activities:
    Depreciation and amortization                                               6,552,288         3,111,384
    Provision for losses on accounts receivable                                 1,075,400             266,088
    Amortization of debt discount                                                  12,332                 -
  Changes in assets and liabilities:
    Increase in accounts receivable                                              (582,630)         (117,282)
    (Increase) decrease in inventory                                           (3,362,962)        1,030,127
    Increase in prepaid expenses                                                 (305,248)         (161,354)
    Decrease (increase) in other current assets                                   490,012            (4,147)
    Increase in intangible and other assets                                      (146,404)                -
    Decrease in accounts payable                                               (2,874,700)       (1,884,982)
    Increase in accrued payroll related costs                                   1,265,786           234,648
    Increase (decrease) in accrued liabilities                                  4,104,127          (224,704)
    Increase in deferred revenue and customer deposits                            433,378           669,657
                                                                              -----------       -----------
         Net cash provided by operating activities                                946,454           269,481

INVESTING ACTIVITIES:
  Purchase of short-term investments                                           (4,341,387)                -
  Purchase of South Central Bell paging assets                                          -        (1,232,061)
  Purchase of equipment                                                        (7,668,367)       (1,814,989)
  Payment of intangible and other assets                                                -          (101,243)
                                                                              -----------       -----------
         Net cash used in investing activities                                (12,009,754)       (3,148,293)

FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                            -         8,875,000
  Repayment of long-term debt                                                           -        (5,699,829)
                                                                              -----------       -----------
         Net cash provided by financing activities                                      0         3,175,171
                                                                              -----------       -----------
(Decrease) increase in cash and cash equivalents                              (11,063,300)          296,359

CASH AND CASH EQUIVALENTS, beginning of period                                 12,500,438           254,880
                                                                              -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                                      $ 1,437,138       $   551,239
                                                                              ===========       ===========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Cash paid during the period for interest                                  $         0       $   350,074
                                                                              ===========       ===========

See notes to consolidated financial statements.

A+ NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL

     UNAUDITED INTERIM INFORMATION. The unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for a full year.

     CERTAIN RECLASSIFICATIONS. Certain amounts have been reclassified in the consolidated statement of operations for the three months ended March 31, 1995 and the consolidated balance sheet as of December 31, 1995 to conform with the presentation in 1996.

     EMPLOYEE STOCK BASED TRANSACTIONS. The Company will not apply Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based
Compensation" and will continue to apply Accounting Principles Board Opinion
No. 25 for the measurement and recognition of employee stock based transactions.


2. ACQUISITIONS

On October 24, 1995, the Company acquired Network Paging Corporation and its wholly-owned subsidiaries ("Network") for approximately $12,000,000 in cash, 4,199,994 shares of restricted unregistered common stock valued at $50,801,100 and incurred related expenses of approximately $3,100,000. Liabilities assumed in the merger included an additional $500,000 of merger expenses incurred by Network. Concurrent with the merger of the two companies, the Company changed its name to A+ Network, Inc., issued $125,000,000 of 11 7/8% Senior Subordinated Notes due 2005 (see Note 3), redeemed existing preferred stock of Network of $4,680,000 and retired existing indebtedness of Network and the Company of approximately $12,200,000 and $23,000,000, respectively. The acquisition was accounted for using the purchase method; accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed of the acquired entities based upon their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired ("goodwill") of $50,237,595 is being amortized on a straight-line basis over 15 years. Network's results of operations have been included in the Consolidated Statements of Operations from the date of acquisition.

The purchase price was allocated as follows:

          Current assets                                    $ 7,802,095
          Equipment and fixtures                             14,327,677
          Customer accounts and other intangibles            19,404,000
          Goodwill                                           50,237,595
          Liabilities assumed                               (21,154,663)
                                                            -----------

                                                            $70,616,704
                                                            ===========

3.  LONG-TERM DEBT

On October 24, 1995, the Company issued $125.0 million of 11 7/8% Senior Subordinated Notes due 2005, priced at 99.274% to yield approximately 11.8%. Interest on the Notes is payable semi-annually in May and November. The Notes required the Company to purchase a portfolio of securities initially consisting of U.S. government securities ("Pledged Securities") which are pledged as security for payment of the first two scheduled interest payments due on the Notes. The Notes are subordinated in right of payment to all of the Company's existing and future Senior Debt as defined in the Indenture governing the
Notes.   Such Indenture also contains certain covenants, including, but not limited to, covenants with limitations and restrictions on the following: (i) the incurrence of additional indebtedness; (ii) restricted payments; (iii) asset dispositions; (iv) liens; (v) sale and leaseback transactions; (vi) prohibition of dividends; (vii) prohibition of dividend and other payment restrictions affecting certain subsidiaries; (viii) consolidation, merger or sale of assets; (ix) investments; (x) incurrence of indebtedness ranking senior to the Notes and junior to any Senior Debt; and (xi) transactions with related parties. Additionally, the Notes are redeemable at the option of the Company, in whole or part, at any time on or after November 1, 2000 at redemption prices set forth in the Indenture. The Company used the net proceeds to retire all the outstanding debt, to finance the acquisition of Network and to purchase the Pledged Securities. The balance is available for general corporate purposes, including possible future acquisitions.

4.  REORGANIZATION EXPENSE

In the first quarter of 1996, the Company recorded restructuring charges of $396,000, representing the expected costs of employee separations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Total revenues increased 75.2% to $22.4 million in the three months ended March 31, 1996, as compared to $12.8 million for the same period in 1995. The revenue increase primarily reflected increases in paging and voicemail units in service as described below. Net revenues increased 88.6% to $20.2 million in the three months ended March 31, 1996, as compared to $10.7 million for the same period in 1995. Mobile communication revenues increased 92.5% to $17.8 million in the three months ended March 31, 1996, as compared to $9.2 million for the same period in 1995, while telemessaging revenues increased 4.7% to $2.9 million. The growth in mobile communication revenues reflected a 149.1% increase in paging and voicemail units in service to 569,841 at March 31, 1996, as compared to 228,733 at March 31, 1995.

The gross margin on sales of pager equipment was $148,000 for the three months ended March 31, 1996, as compared to $8,000 for the same period in 1995. The negative margin on equipment sales decreased to $390,000 for the three months ended March 31, 1996, as compared to $1.0 million for the same period in 1995. Due to competitive factors, cellular phones were sold at heavily discounted prices or in many instances were given to customers through free phone promotions resulting in negative gross margins on cellular equipment sales of $538,000 and $1.0 million for the three months ended March 31, 1996 and March 31, 1995, respectively. However, it is customary to sell cellular phones at a loss in order to earn the activation commission and expected monthly recurring revenues from the cellular carrier.

Operating expenses increased 86.8% to $4.6 million (22.7% of net revenues) during the three months ended March 31, 1996, from $2.5 million (22.9% of net revenues) for the same period in 1995. The increase primarily reflects the 149.1% increase in paging and voicemail units in service at March 31, 1996 as compared to March 31, 1995.

Selling expenses increased 31.8% to $3.6 million (17.8% of net revenues) during the three months ended March 31, 1996, from $2.7 million (25.5% of net revenues) for the same period in 1995. The increase is partially a result of the additional sales and marketing costs associated with the 149.1% increase of paging and voicemail units in service at March 31, 1996, as compared to March 31, 1995. Selling expenses declined as a percentage of net revenues primarily as a result of lower advertising and commission costs.

General and administrative expenses increased 63.6% to $7.7 million (38.0% of net revenues) during the three months ended March 31, 1996, from $4.7 million (43.8% of net revenues) for the same period in 1995. The decline as a percentage of net revenues is the result of a reduction in general and administrative salaries and employee related costs related to the Merger.

Depreciation and amortization expense increased 110.6% to $6.6 million during the three months ended March 31, 1996, from $3.1 million for the same period in 1995, which reflected increased depreciation and amortization expense from equipment and intangible asset purchases and paging network equipment acquired in the Merger.

The Company experienced an operating loss of $2.6 million during the three months ended March 31, 1996, as compared to an operating loss of $2.3 million during the same period in 1995. The increased operating losses related primarily to the increase in depreciation and amortization expense and a one-time reorganization charge of $396,000, offset by a decline in other costs and expenses (Operating, Selling and General and administrative) from 92.2% of net revenues in the three months ended March 31, 1995 to 78.5% of net revenues in the three months ended March 31, 1996.

Net interest expense was $3.1 million for the three months ended March 31, 1996, as compared to net interest expense of $373,000 for the same period in 1995. The increase in net interest expense was due to the increase of the Company's long-term debt from the issuance of the Notes.

The Company experienced a net loss in the three months ended March 31, 1996 of $5.7 million, or $0.56 per share, as compared to a net loss of $2.6 million, or $0.44 per share, during the same quarter in 1995.

Operating cash flow, or earnings before interest, income taxes, depreciation and amortization (EBITDA), was $3.9 million in the three months ended March 31, 1996, as compared to $835,000 during the same period last year.

IMPACT OF STATEMENTS OF ACCOUNTING STANDARDS

As of January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires review of long-lived assets and certain identifiable intangibles for impairment. Adoption of SFAS No. 121 did not have a significant impact on the Company's financial statements.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than fiscal years beginning after December 15, 1995. The new standard defines fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the Company had applied the new method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital have been cash flows from operations, borrowings from its bank lenders, vendor financing, proceeds from the Company's initial public offering of Common Stock in August 1993 and proceeds from the sale of $125.0 million principal amount of its 11 7/8% Senior Subordinated Notes due 2005 (the "Notes") in October 1995, further described below. Cash flows from operations have historically been insufficient to fund operating expenses, interest expenses and capital expenditures. During the three months ended March 31, 1996, cash and cash equivalents decreased $11.1 million to $1.4 million primarily the result of purchases of equipment of $7.7 million and purchases of short-term investments of $4.3 million. Net cash provided by operating activities during the three months ended March 31, 1996 amounted to $946,000.

The Company's paging operations require substantial capital investment to procure pagers and paging network equipment to support the Company's growth. By contrast, the Company's telemessaging operations will require relatively little additional capital investment through 1995. Cash used in investing activities amounted to $12.0 million and $3.1 million for the three months ended March 31, 1996 and March 31, 1995, respectively.

No cash was provided by financing activities for the three months ended March 31, 1996 and $3.2 million was provided for the same period in 1995. The source of cash from financing activities during the three months ended March 31, 1995 was bank borrowings.

On October 24, 1995, the Company sold the Notes to the public. The Notes will mature on November 1, 2005 and the interest on the Notes is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 1996. The Notes will be redeemable by the Company in whole or in part at any time on or after November 1, 2000 at certain designated redemption prices plus interest accrued thereon to the redemption date. Upon a change in control, the Company will be required to offer to purchase all outstanding Notes at 101% of the principal amount thereof, plus interest accrued and unpaid thereon, to the purchase date. The Notes are subordinated in right of payment to all of the Company's existing and future senior debt, including any indebtedness that may be incurred pursuant to the Company's New Credit Facility (as defined below). Although the Company has no indebtedness outstanding which would be subordinated to the Notes and currently has no plans to incur any such subordinated indebtedness, the Notes will rank senior to any subordinated indebtedness the Company may incur. The Indenture governing the Notes contains customary affirmative and negative covenants.

Immediately following the sale of the Notes, Network Paging Corporation ("Network") was merged into the Company in a transaction accounted for as a purchase (the "Merger"). The aggregate merger consideration, including the redemption of preferred stock, was $16.7 million in cash, which was provided from the net proceeds of $120.0 million from the sale of the Notes, and 4,200,000 shares of Common Stock of the Company. Of the balance of the approximately $103.3 million net proceeds from the sale of the Notes, $35.2 million was used to retire outstanding debts of the Company and Network, $14.7 million was used to purchase government securities securing the payment of the first two interest payments on the Notes and $3.6 million was used to pay the expenses of the Merger, the sale of the Notes and the establishment of the New Credit Facility, as defined below. The balance of approximately $49.8 million is to be used for general corporate purposes, including possible acquisitions.

Also in connection with the Merger, the Company entered into a new credit facility with The First National Bank of Chicago ("First Chicago") to provide the new credit facility of $25.0 million (the "New Credit Facility"). The $25.0 million facility is a secured two-year term loan, with quarterly principal payments. The interest rate on the New Credit Facility is a base rate, plus a margin fluctuating with the Company's ratio of total debt to net operating cash flow. Borrowings under the New Credit Facility are secured by a lien on all the assets of the Company, including the stock of its subsidiaries, to the extent permissible under the rules of the Federal Communications Commission. The loan documents contain customary affirmative and negative covenants. In addition, the Company will be required to maintain specified ratios of net operating cash flows to interest expense on total debt, ratios of total debt to equity and other operating ratios. The availability of borrowings under the New Credit Facility will be limited by certain of these ratios. Until it has achieved a substantial improvement in its results of operations or completed a significant acquisition of one or more other paging providers on favorable terms, the Company does not anticipate being able to borrow under the New Credit Facility.

On November 9, 1995, the Company entered into an agreement to purchase the outstanding stock of Page East, Inc., a paging company operating in eastern North Carolina. The purchase price will be $10.9 million subject to upward adjustment up to a maximum of $14.9 million which will be payable, at the discretion of the Seller in cash or in shares of Common Stock of the Company at the discretion of the Seller. The Company has also entered into agreements to purchase six additional paging companies for an aggregate consideration of $17.8 million, which is payable in cash or a combination of cash and stock. These acquisitions will be paid for with working capital, including remaining proceeds from the sale of the Notes, and operating cash flows.

                         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits

             27    Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K

             The Company has not filed any Current Reports on Form 8-K during the first quarter of 1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A+ NETWORK, INC.



                                   By: /s/ Randy K. Schultz
                                       -----------------------------
                                       Randy K. Schultz
                                       Vice-President of Finance and
                                       Chief Financial Officer
                                       (principal financial officer)


                                   Date: May 15, 1996