Form 10-Q
period 1996-06-30
A PLUS NETWORK INC
filed 1996-08-14
CIK 908526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

                        COMMISSION FILE NUMBER:  0-22238


                                A+ NETWORK, INC.
             (Exact name of registrant as specified in its charter)



             TENNESSEE                                                    62-1225322
(State or other jurisdiction of incorporation                (I.R.S. Employer Identification No.)
             or organization)

       40 SOUTH PALAFOX STREET
          PENSACOLA, FLORIDA                                                32501
(Address of principal executive offices)                                  (Zip Code)


Registrant's telephone number, including area code:  (904) 438-1653

                                A+ NETWORK, INC.


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES     X      NO
                                                   -------      --------

     As of June 30, 1996, 10,888,516 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART I.  FINANCIAL INFORMATION

ITEM I.  Financial Statements

                       A+ NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                         Three months ended                   Six months ended
                                                               June 30,                           June 30,
                                                   -----------------------------        ----------------------------
                                                       1996              1995               1996             1995
                                                     --------        ----------        ------------     ------------
REVENUES:
  Mobile communication services                     $19,617,012      $ 9,275,912       $ 37,382,992     $ 18,502,705
  Equipment sales                                   $ 1,225,068         $728,396         $3,006,045       $1,550,140
  Telemessaging services                              2,899,143        2,827,138          5,785,872        5,584,132
                                                    -----------      -----------       ------------     ------------
            Total revenues                           23,741,223       12,831,446         46,174,909       25,636,977
  Cost of equipment sales                            (1,939,863)      (1,781,248)        (4,158,575)      (3,866,886)
                                                    -----------      -----------       ------------     ------------
                                                     21,801,360       11,050,198         42,016,334       21,770,091

COSTS AND EXPENSES:
  Operating expenses - exclusive of depreciation
     and amortization                                 4,678,152        2,538,035          9,272,889        4,997,497
  Depreciation and amortization                       6,683,616        3,198,927         13,235,904        6,310,311
  Selling                                             4,072,207        2,688,019          7,672,984        5,420,745
  General and administrative                          8,249,111        5,209,357         15,929,434        9,902,468
  Restructuring charges                                       -                -            395,815                -
                                                    -----------      -----------       ------------     ------------
                                                     23,683,086       13,634,338         46,507,026       26,631,021


OPERATING LOSS                                       (1,881,726)      (2,584,140)        (4,490,692)      (4,860,930)

INTEREST EXPENSE                                     (3,890,114)        (437,907)        (7,561,419)        (811,071)

INTEREST INCOME                                         415,587                             980,933                -
                                                    -----------      -----------       ------------     ------------
NET LOSS                                            ($5,356,253)     ($3,022,047)      ($11,071,178)     ($5,672,001)
                                                    ===========      ===========       ============     ============

LOSS PER SHARE                                            ($.51)          ($0.50)            ($1.07)          ($0.95)
                                                    ===========      ===========       ============     ============
AVERAGE NUMBER OF SHARES
  OUTSTANDING (in thousands)                             10,434            6,013             10,348            5,992
                                                    ===========      ===========       ============     ============

See notes to consolidated financial statements.

                       A+ NETWORK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                June 30,      December 31,
                                                                                  1996           1995
                                                                              ------------   -------------
                                                   ASSETS                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                   $  4,031,831   $ 12,500,438
  Short term investments                                                      $ 22,301,664     43,151,125
  Accounts receivable - trade (net of allowance for doubtful accounts)           8,439,173     10,721,052
  Inventory                                                                      6,387,416      4,164,077
  Prepaid expenses                                                               1,216,222        732,275
  Other current assets                                                           2,500,464        663,536
                                                                              ------------   ------------
          Total current assets                                                  44,876,770     71,932,503

EQUIPMENT AND FIXTURES - Net                                                    63,526,965     48,325,727

EXCESS OF COST OVER FAIR VALUE OF
  NET ASSETS ACQUIRED - Net                                                     57,117,724     49,608,772

INTANGIBLE AND OTHER ASSETS - Net                                               42,844,881     41,145,669
                                                                              ------------   ------------
TOTAL                                                                         $208,366,340   $211,012,671
                                                                              ============   ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $1,646,503   $  4,927,517
  Accrued payroll related costs                                                  2,338,524      1,911,730
  Accrued liabilities                                                            4,874,902      4,011,615
  Deferred revenue and customer deposits                                         7,224,077      5,778,147
                                                                              ------------   ------------
          Total current liabilities                                             16,084,006     16,629,009

LONG-TERM DEBT                                                                 124,775,949    124,101,373

DEFERRED TAXES                                                                     818,243        818,243

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value; 1,500,000 shares authorized;
      issued and outstanding, none                                                       -              -
  Common stock - $.01 par value; 30,000,000 shares authorized;
     10,888,516 and 10,263,255 shares issued and outstanding
     at June 30, 1996 and December 31, 1995, respectively                          108,885        102,633
  Additional paid-in capital                                                    98,873,087     90,584,065
  Accumulated deficit                                                          (32,293,830)   (21,222,652)
                                                                              ------------   ------------
          Total stockholders' equity                                            66,688,142     69,464,046
                                                                              ------------   ------------
TOTAL                                                                         $208,366,340   $211,012,671
                                                                              ============   ============


See notes to consolidated financial statements.

                      A+ NETWORK, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                  Six months ended
                                                                                      June 30,
                                                                             ---------------------------
                                                                                 1996            1995
                                                                             ------------   ------------
OPERATING ACTIVITIES:
  Net loss                                                                  ($11,071,178)   ($5,672,001)
  Adjustments to reconcile net loss to cash
    (used in) provided by operating activities:
    Depreciation and amortization                                             13,235,904      6,310,311
    Provision for losses on accounts receivable                                1,840,253        681,093
    Amortization of debt discount                                                 24,878              -
    Loss on sale of equipment                                                     15,800              -
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                 1,285,981       (725,494)
    (Increase) decrease in inventory                                          (1,991,259)       775,991
    (Increase) decrease in prepaid expenses                                     (450,096)        93,339
    Increase in other current assets                                          (2,034,286)        (3,647)
    Increase in intangible and other assets                                   (2,453,519)             -
    (Decrease) increase in accounts payable                                   (3,706,700)     1,624,351
    Increase in accrued payroll related costs                                    429,799        124,449
    Increase in accrued liabilities                                              820,835        367,740
    Increase in deferred revenue and customer deposits                           941,216        261,116
                                                                            ------------   ------------
         Net cash (used in) provided by operating activities                  (3,112,372)     3,837,248

INVESTING ACTIVITIES:
  Acquisition of business, net of cash acquired                               (4,614,500)             -
  Net decrease (increase) in short-term investments                           20,849,461     (1,017,446)
  Purchase of South Central Bell paging assets                                         -     (1,232,061)
  Purchase of equipment                                                      (22,856,896)    (6,066,341)
  Proceeds from sale of equipment                                                565,734              -
  Payment of intangible and other assets                                               -       (634,859)
                                                                            ------------   ------------
         Net cash used in investing activities                                (6,056,201)    (8,950,707)

FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                           -     16,301,000
  Repayment of long-term debt                                                     (3,333)   (11,685,874)
  Proceeds from sale of common stock                                             703,299        888,568
                                                                            ------------   ------------
         Net cash provided by financing activities                               699,966      5,503,694
                                                                            ------------   ------------
(Decrease) increase in cash and cash equivalents                              (8,468,607)       390,235

CASH AND CASH EQUIVALENTS, beginning of period                                12,500,438        254,880
                                                                            ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                                    $  4,031,831   $    645,115
                                                                            ============   ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Cash paid during the period for interest                                $  7,712,813   $    789,959
                                                                            ============   ============
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Acquisition of business:
      Long-term debt                                                            $653,031
      Common stock                                                            $7,591,974

See notes to consolidated financial statements.

A+ NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL

     UNAUDITED INTERIM INFORMATION. The unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for a full year.

     CERTAIN RECLASSIFICATIONS. Certain amounts have been reclassified in the consolidated statement of operations for the three months and six months ended June 30, 1995 and the consolidated balance sheet as of December 31, 1995 to conform with the presentation in 1996.

     EMPLOYEE STOCK BASED TRANSACTIONS. The Company will continue to apply Accounting Principles Board Opinion No. 25 for the measurement and recognition of employee stock based transactions, and will follow the disclosure requirements of Statement of Accounting Standards No. 123 "Accounting for Stock-Based Compensation."

2. ACQUISITIONS

In the second quarter of 1996, certain assets of two paging companies and all of the outstanding common stock of a third company were acquired for $7,294,250 in cash and 568,687 shares of common stock valued at $7,591,974. The acquisitions were accounted for as purchases. Accordingly, the aggregate purchase prices were allocated to specific assets and liabilities based upon their fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of net assets acquired ("goodwill") of $9,379,489 is being amortized on a straight-line basis over 15 years. The results of operations of these companies have been included in the Consolidated Statements of Operations from the date of acquisition.

3.  REORGANIZATION EXPENSE

In the first quarter of 1996, the Company recorded restructuring charges of $396,000, representing the expected costs of employee separations.

4.  MERGER WITH METROCALL, INC.

On May 16, 1996 the Company entered into an Agreement and Plan of Merger with Metrocall, Inc. ("Metrocall") of Alexandria, Virginia pursuant to which the Company will be merged into Metrocall, with Metrocall to be the surviving corporation. Pursuant to a tender offer and a Shareholders' Option and Sale Agreement, Metrocall purchased approximately 40.0% of the Company's common stock on June 24, 1996. The closing of the Merger is subject to approval of the Agreement and Plan of Merger by the shareholders of Metrocall and the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenues increased 85.0% to $23.7 million in the three months ended June 30, 1996, as compared to $12.8 million for the same period in 1995. For the first six months of 1996, total revenues increased 80.1% to $46.2 million, as compared to $25.6 million for the same period in 1995. Net revenues increased 97.3% to $21.8 million in the three months ended June 30, 1996, as compared to $11.1 million for the same period in 1995. For the first six months of 1996, net revenues increased 93.0% to $42.0 million, as compared to $21.8 million for the same period in 1995. Mobile communication revenues increased 111.5% to $19.6 million in the three months ended June 30, 1996, as compared to $9.3 million for the same period in 1995, while telemessaging revenues increased 2.5% to $2.9 million. For the first six months of 1996, mobile communication revenues increased 102.0% to $37.4 million, as compared to $18.5 million for the same period in 1995, while telemessaging revenues increased 3.6% to $5.8 million. The growth in mobile communication revenues reflected a 172.4% increase in paging units in service to 618,657 at June 30, 1996, as compared to 227,087 at June 30, 1995, offset by a decline in cellular revenues. Cellular revenues declined for the three months ended June 30, 1996 to $1.2 million from $2.2 million for the same period in 1995. Cellular revenues for the six months ended June 30, 1996 declined to $2.7 million from $5.0 million for the six months ended June 30, 1995. Cellular revenues have decreased primarily as a result of a decline in new account activations.

The negative margin on sales of pager equipment was $116,000 for the three months ended June 30, 1996, as compared to a negative margin of $198,000 for the same period in 1995. The gross margin on sales of pager equipment was $32,000 for the six months ended June 30, 1996, as compared to a negative margin of $80,000 for the same period in 1995. The negative margin on total equipment sales decreased to $715,000 for the three months ended June 30, 1996, as compared to $1.1 million for the same period in 1995. The negative margin on total equipment sales decreased to $1.2 million for the six months ended June 30, 1996, as compared to $2.3 million for the same period in 1995. Due to competitive factors, cellular phones were sold at heavily discounted prices or in many instances were given to customers through free phone promotions resulting in negative margins on cellular equipment sales of $514,000 and $855,000 for the three months ended June 30, 1996 and June 30, 1995, respectively. The negative margins on cellular equipment sales declined to $1.1 million for the six months ended June 30, 1996 from $2.2 million for the same period in 1995. It is customary to sell cellular phones at a loss in order to earn the activation commission and expected monthly recurring revenues from the cellular carrier.

Operating expenses increased 84.3% to $4.7 million (21.5% of net revenues) during the three months ended June 30, 1996, from $2.5 million (23.0% of net revenues) for the same period in 1995. For the first six months of 1996, operating expenses increased 85.6% to $9.3 million (22.1% of net revenues) as compared to $5.0 million (23.0% of net revenues) for the same period in 1995. The increase primarily reflects the increase in operating expenses incurred to support the $10.9 million increase in total revenues for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995, and the $20.6 million increase in total revenues for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995.

Selling expenses increased 51.5% to $4.1 million (18.7% of net revenues) during the three months ended June 30, 1996 from $2.7 million (24.3% of net revenues) for the same period in 1995. For the first six months of 1996, selling expenses increased 41.5% to $7.7 million (18.3% of net revenues), as compared to $5.4 million (24.9% of net revenues) for the same period in 1995. The increase primarily reflects the additional sales and marketing costs incurred to support the $10.9 million increase in total revenues for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995, and the $20.6 million increase in total revenues for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. Selling expenses declined as a percentage of net revenues primarily as a result of lower advertising and commission costs.

General and administrative expenses increased 58.4% to $8.2 million (37.8% of net revenues) during the three months ended June 30,1996 from $5.2 million (47.1% of net revenues) for the same period in 1995. For the first six months of 1996, general and administrative expenses increased 60.9% to $15.9 million (37.9% of net revenues), as compared to $9.9 million (45.5% of net revenues) for the same period in 1994. The increase primarily reflects the additional general and administrative costs incurred to support the $10.9 million increase in total revenues for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995, and the $20.6 million increase in total revenues for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. The decline as a percentage of net revenues is the result of a reduction in general and administrative salaries, employee related costs and increased operating efficiencies realized from the Merger discussed below.

Depreciation and amortization expense increased 108.9% to $6.7 million during the three months ended June 30, 1996, from $3.2 million for the same period in 1995. For the first six months of 1996, depreciation and amortization expense increased 109.8% to $13.2 million, as compared to $6.3 million for the same period in 1995. These increases in depreciation and amortization expense relate to increased equipment and intangible asset purchases and paging network equipment acquired.

The Company experienced an operating loss of $1.9 million during the three months ended June 30, 1996, as compared to an operating loss of $2.6 million during the same period in 1995. The operating loss for the six months ended June 30, 1996 was $4.5 million, as compared to $4.9 million for the same period in 1995. The decreased operating losses related primarily to the increase in depreciation and amortization expense and a one-time reorganization charge of

$396,000, offset by a decline in other costs and expenses (Operating, Selling and General and administrative) from 94.4% of net revenues in the three months ended June 30, 1995 to 78.0% of net revenues in the three months ended June 30, 1996 and from 93.3% of net revenues in the six months ended June 30, 1995 to 78.2% of net revenues in the six months ended June 30, 1996.

Interest expense was $3.9 million for the three months ended June 30, 1996, as compared to interest expense of $438,000 for the same period in 1995. Interest expense was $7.6 million for the six months ended June 30, 1996, as compared to interest expense of $811,000 for the same period in 1995. The increase in interest expense was due to the increase of the Company's long-term debt from the issuance of the Notes.

The Company experienced a net loss in the three months ended June 30, 1996 of $5.4 million, or $.51 per share, as compared to a net loss of $3.0 million, or $.50 per share, during the same quarter in 1995. For the first six months of 1996, the Company had a net loss of $11.1 million, or $1.07 per share, as compared to a net loss of $5.7 million, or $.95 per share for the first six months of 1995.

Operating cash flow, or earnings before interest, income taxes, depreciation and amortization (EBITDA), was $4.8 million in the three months ended June 30, 1996, as compared to $615,000 for the same period in 1995. For the first six months of 1996, EBITDA was $8.7 million, as compared to $1.4 million for the same period in 1995. Reduced operating, selling and general and administrative expenses as a percentage of total revenues resulted in an increase in EBITDA.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital have been cash flows from operations, borrowings from its bank lenders, vendor financing, proceeds from the Company's initial public offering of Common Stock in August 1993 and proceeds from the sale of $125.0 million principal amount of its 11 7/8% Senior Subordinated Notes due 2005 (the "Notes") in October 1995, further described below. Net cash used in operating activities for the six months ended June 30, 1996 amounted to $3.1 million and net cash provided by operating activities totaled $3.8 million for the six months ended June 30, 1995.

The Company's paging operations require substantial capital investment to procure pagers and paging network equipment to support the Company's growth. By contrast, the Company's telemessaging operations will require relatively little additional capital investment through 1996. Cash used in investing activities amounted to $6.1 million and $9.0 million for the six months ended June 30, 1996 and June 30, 1995, respectively. For the six months ended June 30, 1996, the Company purchased $22.9 million of equipment, reduced short-term investments by $20.1 million and acquired three companies for a net cash consideration of $4.6 million. For the six months ended June 30, 1995, the Company purchased $6.1 million of equipment, $1.2 million was used to purchase the South Central Bell paging assets in Louisiana and short-term investments were increased by $1.0 million.

Cash provided by financing activities was $700,000 for the six months ended June 30, 1996 and $5.5 million for the same period in 1995. The source of cash from financing activities during the six months ended June 30, 1996 was proceeds from the exercise of stock options. The Company borrowed $16.3 million and repaid $11.7 million of long-term debt during the six months ended June 30, 1995. In addition, the Company received $889,000 from the exercise of stock options during the six months ended June 30, 1995.

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

Immediately following the sale of the Notes, Network Paging Corporation ("Network") was merged into the Company in a transaction accounted for as a purchase (the "Merger"). The aggregate merger consideration, including the redemption of preferred stock, was $16.7 million in cash, which was provided from the net proceeds of $120.0 million from the sale of the Notes, and 4,200,000 shares of Common Stock of the Company. Of the balance of the approximately $103.3 million net proceeds from the sale of the Notes, $35.2 million was used to retire outstanding debts of the Company and Network, $14.7 million was used to purchase government securities securing the payment of the first two interest payments on the Notes and $3.6 million was used to pay the expenses of the Merger, the sale of the Notes and the establishment of the New Credit Facility, as defined below. The balance of approximately $49.8 million is to be used, subject to certain limitations, for general corporate purposes.

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

In the second quarter of 1996, certain assets of two paging companies and all of the outstanding common stock of Page East, Inc. were acquired for $7.3 million in cash and 568,687 shares of common stock valued at $7.6 million. In July 1996, the Company acquired two additional companies for a total purchase price of $3.6 million in cash. The Company has also entered into agreements to purchase two additional paging companies for an aggregate consideration of $11.0 million payable in cash or a combination of cash and stock. These acquisitions will be paid for with working capital, including remaining proceeds from the sale of the Notes, and operating cash flows.

On May 16, 1996 the Company entered into an Agreement and Plan of Merger with Metrocall, Inc. ("Metrocall") of Alexandria, Virginia pursuant to which the Company will be merged into Metrocall, with Metrocall to be the surviving corporation. Pursuant to a tender offer and a Shareholders' Option and Sale Agreement, Metrocall purchased approximately 40.0% of the Company's common stock on June 24, 1996. The closing of the Merger is subject to approval of the Agreement and Plan of Merger by the shareholders of Metrocall and the Company.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders

(a)    The Annual Meeting of Shareholders of the Company was held on May 29,
       1996.

(b)    N/A

(c)    Issue I

Prentice I. Robinson and Irby C. Simpkins, Jr. were elected to serve on the Board of Directors of the Company for a term of three years.



                                                       Total
                                                        Not
                          For     Against  Abstain     Voted
                       ---------  -------  --------  ----------
Prentice I. Robinson   8,828,011        0  183,113   1,252,131
Irby C. Simpkins, Jr.  8,828,161        0  182,963   1,252,131

     Issue II

The shareholders voted to increase the number of shares reserved for issuance pursuant to the Company's 1992 Key Employee Incentive Stock Plan by 250,000 shares by a vote of 8,469,736 for, 525,338 against and 16,050 abstentions. The total not voted was 1,252,131.

     Issue III

The Shareholders ratified the appointment of Deloitte & Touche LLP as independent public accountants for the Company and its subsidiaries for the year ending December 31, 1996 by a vote of 8,990,724 for, 14,400 against and 6,000 abstentions. The total not voted was 1,252,131.

Item 5.  Other Information

On August 2, 1995, the Company, Network Paging Corporation, PageEast, Inc. and the owner of Page East, Inc. were named as defendants in a lawsuit brought in the District Court of Collin County, Texas by ProNet, Inc. and its subsidiary, Contact Communications, Inc. On August 5, 1996, the parties settled all issues in controversy between them and the suit was dismissed with prejudice.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     27 Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated May 20, 1996 to report the Agreement and Plan of Merger between Metrocall, Inc. and A+Network, Inc dated May 16, 1996. The Company filed a Current Report on Form 8-K dated June 24, 1996 to report the acquisition of Page East, Inc.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 A+ NETWORK, INC.



                                 By:        /s/ Randy K. Schultz
                                    ------------------------------------
                                             Randy K. Schultz
                                             Vice-President of Finance and
                                             Chief Financial Officer
                                             (principal financial officer)


                                 Date: August 14, 1996