Form 10-Q
period 1996-09-30
A PLUS NETWORK INC
filed 1996-11-14
CIK 908526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

                        COMMISSION FILE NUMBER:  0-22238


                                A+ NETWORK, INC.
             (Exact name of registrant as specified in its charter)


           TENNESSEE                                    62-1225322
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         40 SOUTH PALAFOX STREET
           PENSACOLA, FLORIDA                                   32501
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (904) 438-1653

                                A+ NETWORK, INC.


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                             -----   -----

         As of September 30, 1996, 10,888,583 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART I.  FINANCIAL INFORMATION

ITEM I.  Financial Statements

                      A+ NETWORK, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                                 Three months ended                  Nine months ended
                                                                   September 30,                       September 30,
                                                           ----------------------------        -----------------------------
                                                               1996             1995               1996              1995
                                                           -----------      -----------        -----------       -----------
REVENUES:
  Mobile communication services                            $21,181,697      $ 8,789,732        $58,564,689       $27,292,437
  Equipment sales                                            1,547,550          844,167          4,553,595         2,394,307
  Telemessaging services                                     2,963,280        2,965,391          8,749,152         8,549,523
                                                           -----------      -----------        -----------       -----------
            Total revenues                                  25,692,527       12,599,290         71,867,436        38,236,267
  Cost of sales                                             (2,292,249)      (1,595,808)        (6,450,824)       (5,462,694)
                                                           -----------      -----------        -----------       -----------
                                                            23,400,278       11,003,482         65,416,612        32,773,573

COSTS AND EXPENSES:
  Operating expenses - exclusive of depreciation
     and amortization                                        5,065,148        2,683,271         14,338,037         7,680,768
  Depreciation and amortization                              7,392,456        3,187,859         20,628,360         9,498,170
  Selling                                                    5,269,183        2,109,088         12,942,167         7,529,833
  General and administrative                                 7,659,809        5,088,538         23,589,243        14,991,006
  Restructuring charges                                              -                -            395,815                 -
                                                           -----------      -----------        -----------       -----------
                                                            25,386,596       13,068,756         71,893,622        39,699,777


OPERATING LOSS                                              (1,986,318)      (2,065,274)        (6,477,010)       (6,926,204)

INTEREST EXPENSE                                            (3,791,050)        (568,405)       (11,352,469)       (1,379,476)

INTEREST INCOME                                                278,554                -          1,259,487                 -
                                                           -----------      -----------        -----------       -----------

NET LOSS                                                   ($5,498,814)     ($2,633,679)      ($16,569,992)      ($8,305,680)
                                                           ===========      ===========        ===========       ===========

LOSS PER SHARE                                                  ($0.51)          ($0.44)            ($1.57)           ($1.38)
                                                           ===========      ===========        ===========       ===========
AVERAGE NUMBER OF SHARES
  OUTSTANDING (in thousands)                                    10,889            6,016             10,530             6,016
                                                           ===========      ===========        ===========       ===========

See notes to consolidated financial statements.

                      A+ NETWORK, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                                            September 30,      December 31,
                                                                                1996               1995
                                                                            -------------      -------------
                                                   ASSETS                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                   $ 1,677,977        $12,500,438
  Short term investments                                                       18,199,211         43,151,125
  Accounts receivable - trade (net of allowance for doubtful accounts)         12,008,071         10,721,052
  Inventory                                                                    10,961,386          4,164,077
  Prepaid expenses                                                                803,050            732,275
  Other current assets                                                          2,330,102            663,536
                                                                             ------------       ------------
          Total current assets                                                 45,979,797         71,932,503

EQUIPMENT AND FIXTURES - Net                                                   63,212,455         48,325,727

EXCESS OF COST OVER FAIR VALUE OF
  NET ASSETS ACQUIRED - Net                                                    58,344,990         49,608,772

INTANGIBLE AND OTHER ASSETS - Net                                              42,593,830         41,145,669
                                                                             ------------       ------------
TOTAL                                                                        $210,131,072       $211,012,671
                                                                             ============       ============


                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $6,015,347         $4,927,517
  Accrued payroll related costs                                                 2,411,586          1,911,730
  Accrued liabilities                                                           7,496,412          4,011,615
  Deferred revenue and customer deposits                                        7,163,254          5,778,147
                                                                             ------------       ------------
          Total current liabilities                                            23,086,599         16,629,009

LONG-TERM DEBT                                                                124,849,114        124,101,373

DEFERRED TAXES                                                                    818,243            818,243

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value; 1,500,000 shares authorized;
      issued and outstanding, none                                                      -                  -
  Common stock - $.01 par value; 30,000,000 shares authorized;
     10,888,583 and 10,263,255 shares issued and outstanding
     at September 30, 1996 and December 31, 1995, respectively                    108,886            102,633
  Additional paid-in capital                                                   99,060,874         90,584,065
  Accumulated deficit                                                         (37,792,644)       (21,222,652)
                                                                             ------------       ------------
          Total stockholders' equity                                           61,377,116         69,464,046
                                                                             ------------       ------------
TOTAL                                                                        $210,131,072       $211,012,671
                                                                             ============       ============


See notes to consolidated financial statements.

                      A+ NETWORK, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                     Nine months ended
                                                                                       September 30,
                                                                                ---------------------------
                                                                                   1996            1995
                                                                                -----------     -----------
OPERATING ACTIVITIES:
  Net loss                                                                     ($16,569,992)   ($ 8,305,680)
  Adjustments to reconcile net loss to cash (used in)
   provided by operating activities:
    Depreciation and amortization                                                20,628,360       9,498,170
    Provision for losses on accounts receivable                                   2,517,268       1,221,621
    Amortization of debt discount                                                    36,878             ---
    Loss on sale of equipment                                                         6,057             ---
  Changes in assets and liabilities:
    Increase in accounts receivable                                              (3,473,336)     (1,374,477)
    (Increase) decrease in inventory                                             (6,518,129)        815,108
    (Increase) decrease in prepaid expenses                                         (36,582)        157,510
    Increase in other current assets                                             (1,586,490)        (20,110)
    Decrease increase in accounts payable                                         1,033,481         724,592
    Increase in accrued payroll related costs                                       502,861          17,295
    Increase in accrued liabilities                                               3,438,999         356,133
    Increase in deferred revenue and customer deposits                              880,393         412,459
                                                                                -----------     -----------
         Net cash provided by operating activities                                  859,768       3,502,621

INVESTING ACTIVITIES:
  Acquisition of business, net of cash acquired                                 (13,611,053)            ---
  Net decrease in short-term investments                                         24,951,914             ---
  Purchase of South Central Bell paging assets                                          ---      (1,232,061)
  Purchase of equipment                                                         (27,978,659)     (7,112,899)
  Proceeds from sale of equipment                                                 1,645,742             ---
  Investments in consortium and other                                                   ---      (2,145,469)
  Reduction in (payment of) intangible and other assets                           2,460,908        (423,268)
                                                                                -----------     -----------
         Net cash used in investing activities                                  (12,531,148)    (10,913,697)

FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                            ---      24,155,000
  Repayment of long-term debt                                                       (42,168)    (17,028,389)
  Proceeds from sale of common stock                                                891,087         889,356
                                                                                -----------     -----------
         Net cash provided by financing activities                                  848,919       8,015,967
                                                                                -----------     -----------

(Decrease) increase in cash and cash equivalents                                (10,822,461)        604,891

CASH AND CASH EQUIVALENTS, beginning of period                                   12,500,438         254,880
                                                                                -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                                        $ 1,677,977     $   859,771
                                                                                ===========     ===========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Cash paid during the period for interest                                    $ 7,726,669     $ 1,289,276
                                                                                ===========     ===========
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Acquisition of business:
       Long-term debt                                                           $   753,031             ---
       Common stock                                                             $ 7,591,974             ---

See notes to consolidated financial statements.

A+ NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL

         UNAUDITED INTERIM INFORMATION. The unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for a full year.

         CERTAIN RECLASSIFICATIONS. Certain amounts have been reclassified in the consolidated statement of operations for the three months and nine months ended September 30, 1995 and the consolidated balance sheet as of December 31, 1995 to conform with the presentation in 1996.

         EMPLOYEE STOCK BASED TRANSACTIONS. The Company will continue to apply Accounting Principles Board Opinion No. 25 for the measurement and recognition of employee stock based transactions, and will follow the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation."

2.       ACQUISITIONS

During the first nine months of 1996, certain assets of four paging companies and all of the outstanding common stock of a fifth company were acquired for $13,611,053 in cash (including acquisition related expenses and net of cash acquired), $753,031 in notes payable and 568,687 shares of common stock valued at $7,591,974. The acquisitions were accounted for as purchases. Accordingly, the aggregate purchase prices were allocated to specific assets and liabilities based upon their fair market value at the date of acquisition. The excess of the purchase price over the estimated fair market value of net assets acquired ("goodwill") of $11,713,292 is being amortized on a straight-line basis over 15 years. The results of operations of these companies have been included in the Consolidated Statements of Operations from the date of acquisition.

3.       REORGANIZATION EXPENSE

In the first quarter of 1996, the Company recorded restructuring charges of $396,000, representing the expected costs of employee separations.

4.       MERGER WITH METROCALL, INC.

On November 6, 1996 the Company's shareholders approved the Agreement and Plan of Merger between the Company and Metrocall, Inc. ("Metrocall") of Alexandria, Virginia pursuant to which the Company will be merged into Metrocall, with Metrocall to be the surviving corporation. Pursuant to a tender offer and a Shareholders' Option and Sale Agreement, Metrocall purchased approximately 40.0% of the Company's common stock on September 24, 1996. The closing of the Merger is expected to occur by November 15, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenues increased 103.9% to $25.7 million in the three months ended September 30, 1996, as compared to $12.6 million for the same period in 1995. For the first nine months of 1996, total revenues increased 88.0% to $71.9 million, as compared to $38.2 million for the same period in 1995.
Mobile communication revenues increased 141.0% to $21.2 million in the three months ended September 30, 1996, as compared to $8.8 million for the same period in 1995, while telemessaging revenues declined 0.1% to $3.0 million.
For the first nine months of 1996, mobile communication revenues increased 114.6% to $58.6 million, as compared to $27.3 million for the same period in 1995, while telemessaging revenues increased 2.3% to $8.7 million. The growth in mobile communication revenues reflected a 177.1% increase in paging units in service to 660,268 at September 30, 1996, as compared to 238,302 at September 30, 1995, offset by a decline in total cellular revenues. Total cellular revenues increased slightly for the three months ended September 30, 1996 to $1.4 million from $1.3 million for the same period in 1995. Total cellular revenues for the nine months ended September 30, 1996 declined to $4.0 million from $5.8 million for the nine months ended September 30, 1995, primarily as a result of a decline in new account activations.

Net revenues increased 112.7% to $23.4 million in the three months ended September 30, 1996, as compared to $11.0 million for the same period in 1995. For the first nine months of 1996, net revenues increased 99.6% to $65.4 million, as compared to $32.8 million for the same period in 1995. The increase is primarily related to the increase in paging units in service, offset by a decline in pager margins and a decline in total cellular revenues. The negative margin on sales of pager equipment was $58,000 for the three months ended September 30, 1996, as compared to a gross margin of $165,000 for the same period in 1995. The negative margin on sales of pager equipment was $26,000 for the nine months ended September 30, 1996, as compared to a gross margin of $380,000 for the same period in 1995. As a result of competition, the Company expects the average revenues per unit to decline in 1996. Due to competitive factors, cellular phones were sold at heavily discounted prices or in many instances were given to customers through free phone promotions resulting in negative margins on cellular equipment sales of $554,000 and $917,000 for the three months ended September 30, 1996 and September 30, 1995, respectively. The negative margins on cellular equipment sales declined to $1.6 million for the nine months ended September 30, 1996 from $3.4 million for the same period in 1995. It is customary to sell cellular phones at a loss in order to earn the activation commission and expected monthly recurring revenues from the cellular carrier.

Operating expenses increased 88.8% to $5.1 million (21.6% of net revenues) during the three months ended September 30, 1996, from $2.7 million (24.4% of net revenues) for the same period in 1995. For the first nine months of 1996, operating expenses increased 86.7% to $14.3 million (21.9% of net revenues) as compared to $7.7 million (23.4% of net revenues) for the same period in 1995. The increase primarily reflects the increase in operating expenses incurred to support the $13.1 million increase in total revenues for the three months ended September 30, 1996, as compared to the three months ended September 30, 1995, and the $33.7 million increase in total revenues for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. Operating expenses declined as a percentage of net revenues as a result of a decline in salaries realized from the Merger discussed below.

Selling expenses increased 149.8% to $5.3 million (22.5% of net revenues) during the three months ended September 30, 1996 from $2.1 million (19.2% of net revenues) for the same period in 1995. For the first nine months of 1996, selling expenses increased 71.9% to $12.9 million (19.8% of net revenues), as compared to $7.5 million (23.0% of net revenues) for the same period in 1995. The increase primarily reflects the additional sales and marketing costs incurred to support the $13.1 million increase in total revenues for the three months ended September 30, 1996, as compared to the three months ended September 30, 1995, and the $33.7 million increase in total revenues for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. Selling expenses increased as a percentage of net revenues for the three months ended September 30, 1996 as a result of an increase in salaries and employee related costs, offset by lower advertising and commission costs. Selling expenses declined as a percentage of net revenues for the nine months ended September 30, 1996, primarily as a result of lower advertising and commission costs, offset by increased salaries and employee related costs.

General and administrative expenses increased 50.5% to $7.7 million (32.7% of net revenues) during the three months ended September 30,1996 from $5.1 million (46.2% of net revenues) for the same period in 1995. For the first nine months of 1996, general and administrative expenses increased 57.4% to $23.6 million (36.1% of net revenues), as compared to $15.0 million (45.7% of net revenues) for the same period in 1995. The increase primarily reflects the additional general and administrative costs incurred to support the $13.1 million increase in total revenues for the three months ended September 30, 1996, as compared to the three months ended September 30, 1995, and the $33.7 million increase in total revenues for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. The decline as a percentage of net revenues is the result of a reduction in general and administrative salaries, employee related costs and increased operating efficiencies realized from the Merger discussed below.

Depreciation and amortization expense increased 131.9% to $7.4 million during the three months ended September 30, 1996, from $3.2 million for the same period in 1995. For the first nine months of 1996, depreciation and amortization expense increased 117.2% to $20.6 million, as compared to $9.5 million for the same period in 1995. These increases in depreciation and amortization expense relate to increased equipment and intangible asset purchases and paging network equipment acquired.

The Company experienced an operating loss of $2.0 million during the three months ended September 30, 1996, as compared to an operating loss of $2.1 million during the same period in 1995. The operating loss for the nine months ended September 30, 1996 was $6.5 million, as compared to $6.9 million for the same period in 1995. The decreased operating losses related primarily to a decline in other costs and expenses (Operating, Selling and General and administrative) from 89.8% of net revenues in the three months ended September 30, 1995 to 76.9% of net revenues in the three months ended September 30, 1996 and from 92.2% of net revenues in the nine months ended September 30, 1995 to 77.8% of net revenues in the nine months ended September 30, 1996, offset by an increase in depreciation and amortization expense and a one-time reorganization charge of $396,000 in the first quarter of 1996.

Interest expense was $3.8 million for the three months ended September 30, 1996, as compared to interest expense of $568,000 for the same period in 1995. Interest expense was $11.4 million for the nine months ended September 30, 1996, as compared to interest expense of $1.4 million for the same period in 1995. The increase in interest expense was primarily due to the increase of the Company's long-term debt from the issuance of the Notes.

The Company experienced a net loss in the three months ended September 30, 1996 of $5.5 million, or $0.51 per share, as compared to a net loss of $2.6 million, or $0.44 per share, during the same quarter in 1995. For the first nine months of 1996, the Company had a net loss of $16.6 million, or $1.57 per share, as compared to a net loss of $8.3 million, or $1.38 per share for the first nine months of 1995.

Operating cash flow, or earnings before interest, income taxes, depreciation and amortization (EBITDA), was $5.4 million in the three months ended September 30, 1996, as compared to $1.1 million for the same period in 1995. For the first nine months of 1996, EBITDA was $14.2 million, as compared to $2.6 million for the same period in 1995. Reduced operating, selling and general and administrative expenses as a percentage of total revenues resulted in an increase in EBITDA.

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

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than fiscal years beginning after December 15, 1995. The new standard defines fair value method of accounting for stock options and other equity instruments. The Company will continue to apply Accounting Principles Board Opinion No. 25 for the measurement and recognition of employee stock based transactions, and will follow the disclosure of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation."

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital have been cash flows from operations, borrowings from its bank lenders, vendor financing, proceeds from the Company's initial public offering of Common Stock in August 1993 and proceeds from the sale of $125.0 million principal amount of its 11 7/8% Senior Subordinated Notes due 2005 (the "Notes") in October 1995, further described below. Net cash provided by operating activities totaled $860,000 and $3.5 million for the nine months ended September 30, 1996 and September 30, 1995, respectively.
The decline in 1996 is primarily the result of an increase in net cash used to purchase inventory and an increase in net cash provided by depreciation and amortization.

The Company's paging operations require substantial capital investment to procure pagers and paging network equipment to support the Company's growth.
By contrast, the Company's telemessaging operations will require relatively little additional capital investment through 1996. Net cash used in investing activities amounted to $12.5 million and $10.9 million for the nine months ended September 30, 1996 and September 30, 1995, respectively. For the nine months ended September 30, 1996, the Company purchased $28.0 million of equipment, reduced short-term investments by $25.0 million and acquired five companies for a net cash consideration of $13.6 million. For the nine months ended September 30, 1995, the Company purchased $7.1 million of equipment, $1.2 million was used to purchase the South Central Bell paging assets in Louisiana and investments in consortium and other were $2.1 million.

Net cash provided by financing activities was $849,000 for the nine months ended September 30, 1996 and $8.0 million for the same period in 1995. The primary source of cash from financing activities during the nine months ended September 30, 1996 was proceeds from the exercise of stock options. The Company borrowed $24.2 million and repaid $17.0 million of long-term debt during the nine months ended September 30, 1995. In addition, the Company received $889,000 from the exercise of stock options during the nine months ended September 30, 1995.

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

Immediately following the sale of the Notes, Network Paging Corporation ("Network") was merged into the Company in a transaction accounted for as a purchase (the "Merger"). The aggregate merger consideration, including the redemption of preferred stock, was $16.7 million in cash, which was provided from the net proceeds of $120.0 million from the sale of the Notes, and 4,200,000 shares of Common Stock of the Company. Of the balance of the approximately $103.3 million net proceeds from the sale of the Notes, $35.2 million was used to retire outstanding debts of the Company and Network, $14.7 million was used to purchase government securities securing the payment of the first two interest payments on the Notes and $3.6 million was used to pay the expenses of the Merger, the sale of the Notes and the establishment of the New Credit Facility, as defined below. The balance of approximately $49.8 million is to be used for ,subject to certain limitations, general corporate purposes.

Also in connection with the Merger, the Company entered into a new credit facility with The First National Bank of Chicago ("First Chicago") to provide a new credit facility of $25.0 million (the "New Credit Facility"). The
$25.0 million facility is a secured two-year term loan, with quarterly principal payments. The interest rate on the New Credit Facility is a base rate, plus a margin fluctuating with the Company's ratio of total debt to net operating cash flow. Borrowings under the New Credit Facility are secured by a lien on all the assets of the Company, including the stock of its subsidiaries, to the extent permissible under the rules of the Federal Communications Commission. The loan documents contain customary affirmative and negative covenants. In addition, the Company will be required to maintain specified ratios of net operating cash flows to interest expense on total debt, ratios of total debt to equity and other operating ratios. The availability of borrowings under the New Credit Facility will be limited by certain of these ratios. Until it has achieved a substantial improvement in its results of operations or completed a significant acquisition of one or more other paging providers on favorable terms, the Company does not anticipate being able to borrow under the New Credit Facility.

During the first nine months of 1996, certain assets of four paging companies and all of the outstanding common stock of Page East, Inc. were acquired for $13.6 million in cash, $753,031 in notes payable and 568,687 shares of common stock valued at $7.6 million. Since September 30, 1996, the Company has acquired two additional paging companies for $4.2 million in cash. The Company has also entered into an agreement to purchase an additional paging company for $750,000 payable in cash. This acquisition will be paid for with working capital, including remaining proceeds from the sale of the Notes, and operating cash flows.

On November 6, 1996 the Company's shareholders approved the Agreement and Plan of Merger between the Company and Metrocall, Inc. ("Metrocall") of Alexandria, Virginia pursuant to which the Company will be merged into Metrocall, with Metrocall to be the surviving corporation. Pursuant to a tender offer and a Shareholders' Option and Sale Agreement, Metrocall purchased approximately 40.0% of the Company's common stock on September 24, 1996. The closing of the Merger is expected to occur by November 15, 1996.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27      Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         The Company has not filed any Current Reports on Form 8-K during the third quarter of 1996.

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


                                        Date: November 13, 1996